Form 10-K
LONG BEACH SEC CORP ASSET BACKED CERTS SER 2004-1
filed 2005-03-18
CIK 1278734

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-90550-09

              Long Beach Securities Corp (as Depositor under the Pooling and Servicing Agreement, dated as February 1, 2004, providing for the issuance of Long Beach Mortgage Loan Trust 2004-1 Asset-Backed
                       Pass- through Certificates, Series 2004-1)
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0917586
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1400 Douglass Road Suite 100
           Anaheim, California                           92806
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 939-5200

                     Long Beach Mortgage Loan Trust 2004-1
                    Asset-Backed Certificates, Series 2004-1

          Securities registered pursuant to Section 12(b) of the Act:
                                    None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No (as such reporting obligations are modified as set forth in J.P. Morgan Mortgage Pass-Through Corporation, SEC No-Action Letter, March 31, 1989, in reliance upon which the registrant is filing this modified report).

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.   [x]

      Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Act).  Yes   No [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Reports on Form 8-K concerning the registrant's
     LONG BEACH MORTGAGE LOAN TRUST 2004-1, ASSET-BACKED CERTIFICATES, SERIES 2004-1, issued pursuant to the Pooling and Servicing Agreement dated as of February 1, 2004 (the "Pooling Agreement") and registered pursuant to a registration statement on from S-3 (File No. 333-90550) (such asset-backed certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.


     There are no material pending legal proceedings with respect to the assets of the Trust involving the registrant or, to the best knowledge of the registrant, the Trustee, any Custodian, any Servicer or the assets of the Trust, other than ordinary routine litigation with respect to the underlying mortgage loans comprising the assets of the Trust.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) To the knowledge of the registrant, there exists no established public trading market for the securities.
      (b) The Certificates are represented by one or more certificates registered in the name Cede & Co., as nominee of the Depository Trust Company ("DTC") and are held in book-entry form only. The registrant considers Cede & Co. to be the sole holder of record of the Certificates.
      (c)  Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A.  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2004, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS A-1
     $2,200,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS A-2
     $220,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS A-3
     $1,011,070,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS A-4
     $194,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS A-5
     $132,450,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-1
     $123,750,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-2
     $112,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-3
     $67,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-4
     $67,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-5
     $56,250,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-6
     $56,250,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-7
     $56,250,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-8
     $45,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2004-1
     CLASS M-9
     $56,250,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
               Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services
               Not Applicable.

     PART IV

      ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statements:

             Not Applicable.

         (2) Those financial statements schedules required to be filed by Item 8 of this form, and by paragraph (c) below.

             Not Applicable.

         (3) Those exhibits required by Item 601 of Regulation S-K (229.601 of this chapter) and by paragraph (c) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

             Not Applicable.

     (b) Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (229.601 of this chapter).

         (1) Exhibit 31 Section 302 Certification

         (2) Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2004

         (3) Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004

         (4) Reports on Form 8-K

             The registrant filed Current Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month of, or the month preceding, the month in which such Current Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Current Reports on Form 8-K are incorporated by reference herein, as follows:

             Monthly Remittance Statement to the Certificate holders dated as of March 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on April 2, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of April 26, 2004, and filed with the Securities and Exchange Commission on Form 8-K on April 29, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of May 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on June 2, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of June 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on July 1, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of July 26, 2004, and filed with the Securities and Exchange Commission on Form 8-K on August 3, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of August 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on August 27, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of September 27, 2004, and filed with the Securities and Exchange Commission on Form 8-K on September 28, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of October 25, 2004, and filed with the Securities and Exchange Commission on Form 8-K on November 01, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of November 26, 2004, and filed with the Securities and Exchange Commission on Form 8-K on November 29, 2004.

             Monthly Remittance Statement to the Certificate holders dated as of December 27, 2004, and filed with the Securities and Exchange Commission on Form 8-K on January 03, 2005.

     (c) Registrants shall file, as financial statements schedules to this form, the financial statements required by Regulation S-X
        (17 CFR 210) which are exclude from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons;
        (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

          Omitted

                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Long Beach Securities Corp.


                                       By: /s/ James Guerin
                                       Name:   James Guerin
                                       Title:  Senior Vice President


     Date: MARCH 1, 2005


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2004.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31, 2004.